Form 10QSB
period 2006-06-30
SK REALTY VENTURES INC
filed 2006-08-23
CIK 1286992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ____ TO ____ .


                            SK REALTY VENTURES, INC.
             (Exact name of registrant as specified in its charter)


                 NEVADA                               76-0747086

    (State or Other Jurisdiction of        (Employer Identification Number)
    Incorporation or Organization)

                               585 STEWART AVENUE
                                    SUITE 760
                              GARDEN CITY, NY 11530
              (Address of Principal Executive Offices and Zip Code)


                                 (516) 683-1254
                         (Registrants telephone number)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001 per share

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

Number of shares outstanding of each of the registrant's classes of common stock as of August 9, 2006: Common Stock: 2,050,240

PART 1
ITEM 1: FINANCIAL STATEMENTS

                     SK REALTY VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)

                                     ASSETS

                                                                      Six Months
                                                                        Ended
                                                                       June 30,
                                                                         2006
                                                                      ---------
CURRENT ASSETS

   Cash                                                               $      20
   Prepaid expenses                                                          --
   Marketable securities (Note 5)                                         6,000
                                                                      ---------

     Total Current Assets                                                 6,020
                                                                      ---------

OTHER ASSETS

   Tax deeds (Note 8)                                                    16,661
                                                                      ---------

     Total Other Assets                                                  16,661
                                                                      ---------

     TOTAL ASSETS                                                     $  22,681
                                                                      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accrued expenses                                                   $ 258,481
   Loan payable - officer                                                10,000
   Loan payable - other                                                   5,000
   Line of credit                                                         6,074
   Accrued interest payable                                                  --
   Property taxes payable                                                 4,822
                                                                      ---------

     Total Current Liabilities                                          284,377
                                                                      ---------

OTHER LIABILITIES

     Total Other Liabilities                                                 --
                                                                      ---------

     TOTAL LIABILITIES                                                  284,377
                                                                      ---------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; 10,000,000 authorized at $0.0001 par value               --
   Common stock; 300,000,000 shares authorized at $0.0001 par value;
    12,300,240 shares issued and outstanding                              1,230
   Additional paid-in capital                                           212,371
   Subscription receivable                                                 (150)
   Other comprehensive (loss)                                           (31,500)
   Deficit accumulated during the development stage                    (443,647)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                              (261,696)
                                                                      ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $  22,681
                                                                      =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SK REALTY VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
          Consolidated Statements of Operations and Comprehensive Loss
                                   (Unaudited)


                                                                                                          Inception on
                                                                                                            August 1,
                                            Three Months Ended                  Six Months Ended            2003 to
                                                 June 30,                           June 30,                Through
                                      -----------------------------     -----------------------------       June 30,
                                          2006             2005             2006             2005             2006
                                      ------------     ------------     ------------     ------------     ------------
REVENUE                               $         --     $         --     $         --     $         --     $         --
                                      ------------     ------------     ------------     ------------     ------------

EXPENSES

   Salary                                   15,000           15,000           30,000           30,000          200,300
   Bank charges                                 --               36               --               36               50
   Professional fees                        18,408            1,313           42,253           12,321          193,062
   Administrative costs                      4,500            4,500            9,000            9,000           45,000
   Interest expense                            148               --              288               --              413
   Taxes                                       326              237              652              473            4,822
                                      ------------     ------------     ------------     ------------     ------------

     Total Expenses                         38,382           21,086           82,193           51,830          443,647
                                      ------------     ------------     ------------     ------------     ------------

NET LOSS                                   (38,382)         (21,086)         (82,193)         (51,830)        (443,647)
                                      ------------     ------------     ------------     ------------     ------------

OTHER COMPREHENSIVE LOSS

   Change in marketable securities
    valuation                                  150               --            2,250           (1,500)         (31,500)
                                      ------------     ------------     ------------     ------------     ------------

TOTAL COMPREHENSIVE LOSS              $    (38,232)    $    (21,086)    $    (79,943)    $    (53,330)    $   (475,147)
                                      ============     ============     ============     ============     ============

BASIC LOSS PER SHARE                  $      (0.00)    $      (0.00)    $      (0.01)    $      (0.00)
                                      ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                  12,300,240       12,050,240       12,300,240       12,050,240
                                      ============     ============     ============     ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SK REALTY VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                Inception on
                                                                                  August 1,
                                                        Six Months Ended          2003 to
                                                            June 30,              Through
                                                    -----------------------       June 30,
                                                       2006          2005          2006
                                                    ---------     -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                         $ (82,193)    $ (51,830)    $(443,647)
   Adjustments to reconcile net cash used by
    operating activities:
     Stock issued for services                         12,500            --        45,000
     Amortization of deferred consulting expense           --            --        30,300
     Property tax payable                                 652           473         4,822
     Accrued interest payable                              --            --           125
     Increase in accrued expenses                      63,753        51,321       258,481
     Deferred consulting                                   --            --        89,581
                                                    ---------     ---------     ---------

       Net Cash Used by Operating Activities             (288)          (36)      (15,338)
                                                    ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Tax deeds                                               --            --        (5,661)
                                                    ---------     ---------     ---------

     Net Cash Used by Investing Activities                 --            --        (5,661)
                                                    ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loan payable                                         5,000            --        15,000
   Proceeds from line of credit                           288            --         5,949
   APIC                                                    --            --            70
                                                    ---------     ---------     ---------

     Net Cash Provided by Financing Activities            288            --        21,019
                                                    ---------     ---------     ---------

Net Increase in Cash                                       --           (36)           20
                                                    ---------     ---------     ---------

CASH AT BEGINNING OF PERIOD                                20            50            --

CASH AT END OF PERIOD                               $      20     $      14     $      20
                                                    =========     =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for interest                           $     288     $      --     $     288
   Cash paid for income taxes                       $      --     $      --     $      --

NON-CASH INVESTING AND FINANCING ACTIVITIES

   Stock for assets                                 $      --     $      --     $  48,650
   Stock issued for services                        $  12,500     $      --     $  45,000
   Net change in unrealized loss on investment      $  (2,250)    $      --     $  31,500


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SK REALTY VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2006


NOTE 1 -    BASIS OF FINANCIAL STATEMENT PRESENTATION

            The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's December 31, 2005 audited financial statements and notes thereto.

NOTE 2 -    GOING CONCERN

            The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

            In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

            The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3-     OUTSTANDING STOCK OPTIONS

            On November 1, 2003, the Board of Directors of the Company adopted "The 2003 Compensation Benefit Plan, under which the Company may issue stock, or grant options to employees, consultants, advisors, or other individuals. The total number of shares as to which the Company may issue or grant options under this plan is one and one half million (1,500,000). The Company has granted 1,200,000 shares under this plan.

                     SK REALTY VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2006


NOTE 3 -    OUTSTANDING STOCK OPTIONS (Continued)

            A summary of the status of the Company's stock option plan as of June 30, 2006 and changes during the period are presented below:


                                               Weighted
                                                Average    Exercise
                                                Shares      Price
                                               ---------  ---------
             Outstanding, December 31, 2005    1,200,000  $  0.0001

                 Granted                              --         --
                 Canceled/Expired                     --         --
                 Exercised                            --         --
                                               ---------  ---------

             Outstanding, June 30, 2006        1,200,000
                                               ---------

             Exercisable, June 30, 2006        1,200,000
                                               =========

NOTE 4 -    CREDIT LINE

            An analysis of the related party line of credit of the Company as of June 30, 2006 is shown below:

                                          Line of        Debt
                                           Credit     Outstanding
                                          --------    -----------
                 Revolving Credit Line    $100,000    $  6,074

            The Company entered into a revolving credit promissory note with a related party on May 1, 2004. The revolving credit line is for $100,000 with an annual interest rate of 9%. As of June 30, 2006, the Company has drawn $6,074 on the credit line

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

ASSETS

      Our assets consist of marketable securities and five real estate properties we have purchased in Reading, PA at tax auctions, which we intend to resell. We value the properties at our acquisition costs. The following table provides additional details on the properties.

      --------------------------------------------------------------------------
      Location             Description                        Acquisition Cost
      --------------------------------------------------------------------------
      Reading, PA          Three story brick building              $8,892
      --------------------------------------------------------------------------
      Reading, PA          Two story brick building                $4,120
      --------------------------------------------------------------------------
      Reading, PA          Mobile home                             $1,058
      --------------------------------------------------------------------------
      Reading, PA          Mobile home                             $2,682
      --------------------------------------------------------------------------
      Sellersville, PA     Vacant land parcel                      $1,919
      --------------------------------------------------------------------------

      --------------------------------------------------------------------------

      As shown on the Company's consolidated balance sheet, as of June 30, 2006, the Company had total assets of $22,681.

TOTAL REVENUE.

      We had no revenue for the six month period ended June 30, 2006. Although the Company currently owns five properties in Pennsylvania, no revenues have been generated from these properties and there will be no revenue from any of the properties until they are rented or sold.

OPERATING EXPENSES.

      Our operating expenses are composed primarily of salaries, professional fees, administrative costs. For the six month period ended June 30, 2006 operating expenses were $82,193 as compared to $51,830 for the same period in 2005. For the three month period ended June 30, 2006 operating expenses were $38,382 as compared to $21,086 for the same period in 2005. The increase in operating expenses in 2006 was primarily attributable to an increase in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

      Our capital requirements are dependent on several factors, including the costs of tax lien certificates acquired, the timing of redemptions of tax lien certificates and the timing of the sale of properties acquired by the Company through foreclosure. We believe that we will not generate enough cash from operations to be sufficient to fund our ongoing operations through the next twelve months. As of June 30, 2006, we had on $20 in cash and $6,000 in marketable securities on our balance sheet. We have secured financing to enable us to meet our obligations in the form of a credit line agreement which will provide up to $100,000 in debt financing from Triple J Associates, a company owned by our sole officer and director, Richard Miller. As of June 30, 2006, we had utilized $6,074 from our credit line agreement in order to finance the purchase of three additional properties in Pennsylvania in September and December, 2005. Although our credit line agreement initially expired on December 31, 2005, it has been extended until December 31, 2006.

      While we anticipate that the credit line arrangement will provide sufficient financing for the Company's operations and property and tax lien acquisition program, there can be no assurance that its term will be extended requiring the Company will to seek additional or alternative financing. There can be no assurance that we will be able to successfully raise such additional funds, if needed, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be dilutive to our current stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition Lack of additional funds will materially affect our business and may cause us to cease operations. Consequently, stockholders could incur a loss of their entire investment in the Company.

      Our financial statements were prepared on the assumption that we will continue as a going concern. The report of our independent accountants for the year ended December 31, 2005 acknowledges that we have incurred losses in each of the last fiscal years and that we will require additional funding to sustain our operations. These conditions cause substantial doubt as to our ability to continue as a going concern. Our financial statements included herein do not include any adjustments that might result should we be unable to continue as a going concern.

Critical Accounting Policies and Estimates

      The preparation of condensed financial statements in conformity with the accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ materially form those estimates under different assumptions.

      We believe that the following accounting policies are the most critical to our condensed financial statements since these policies require significant judgment or involve complex estimates to the portrayal of our financial condition and operating results:

      o     Revenue recognition
      o     Stock based compensation

      Our audited financial statements as of December 31, 2005 filed as part of our Form SB-2 contain further discussions on our critical accounting policies and estimates.

      We have no off-balance sheet arrangements.

      The preceding statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be available on a timely basis, the risk that such products and upgrades may not achieve market acceptance, the risk that competitors will develop similar products and reach the market first, and the risk that we would not be able to fund our working capital needs from cash flow.

ITEM 3: CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of June 30, 2006, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

      Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

      There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the above paragraph.

PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

            31 Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

            32 Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

      (b) Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SK REALTY CORP.
(Registrant)

Signature               Title                                   Date
---------               -----                                   ----

/s/ Richard Miller      Chief Executive Officer, President,     August 22, 2006
                        Acting Principal Accounting Officer
                        and Director