Form 10QSB
period 2006-09-30
SK REALTY VENTURES INC
filed 2006-11-17
CIK 1286992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2006.

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____ to ____ .

                            SK REALTY VENTURES, INC.
             (Exact name of registrant as specified in its charter)

             NEVADA                                       76-0747086
-------------------------------                 --------------------------------
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

Number of shares outstanding of each of the registrant's classes of common stock as of November 10, 2006: Common Stock: 12,300,240

Part 1
Item 1: Financial Statements

                     SK REALTY VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)

                                     ASSETS

                                                                       September 30,
                                                                            2006
                                                                       -------------
CURRENT ASSETS

     Cash                                                                $      20
     Marketable securities                                                   3,825
                                                                         ---------

       Total Current Assets                                                  3,845
                                                                         ---------

OTHER ASSETS

     Tax deeds                                                              16,661
                                                                         ---------

       Total Other Assets                                                   16,661
                                                                         ---------

       TOTAL ASSETS                                                      $  20,506
                                                                         =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILTIES

     Accrued expenses                                                      283,941
     Loan payable - officer                                                 10,000
     Loan payable - other                                                   10,000
     Line of credit                                                          6,227
     Accrued interest payable                                                1,062
     Property taxes payable                                                  5,148
                                                                         ---------

       Total Current Liabilities                                           316,378
                                                                         ---------

       TOTAL LIABILITIES                                                 $ 316,378
                                                                         ---------

STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred stock; 10,000,000 authorized at $0.0001 par value                --
     Common stock; 300,000,000 shares authorized at $0.0001 par value;
      12,300,240 shares issued and outstanding                               1,230
     Additional paid-in-capital                                            212,371
     Subscription receivable                                                  (150)
     Other comprehensive (loss)                                            (33,675)
     Deficit accumulated during the development stage                     (475,648)
                                                                         ---------

       Total Stockholders' Equity (Deficit)                               (295,872)
                                                                         ---------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  20,506
                                                                         =========

   The accompanying notes are an integral part of these consolidated financial statements.

                     SK REALTY VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
       Consolidated Statements of Operations and Other Comprehensive Loss
                                   (Unaudited)

                                                                                                                  From
                                                                                                                Inception
                                                                                                                 of the
                                                                                                               Development
                                                                                                                 Stage on
                                                    Three Months Ended              Nine Months Ended            August 1,
                                                       September 30,                   September 30,           2003 through
                                               ----------------------------    ----------------------------    September 30,
                                                   2006            2005            2006            2005            2006
                                               ------------    ------------    ------------    ------------    ------------
REVENUE                                        $         --    $         --    $         --    $         --    $         --
                                               ------------    ------------    ------------    ------------    ------------

EXPENSES

   Salary                                            15,000          15,000          45,000          45,000         215,300
   Bank charges                                          --              14              --              50              50
   Professional fees                                 10,960          13,991          53,213          25,768         204,022
   Administrative costs                               4,500           4,500          13,500          13,500          49,500
   Interest expense                                   1,215              --           1,502              --           1,628
   Taxes                                                326             237             978             711           5,148
                                               ------------    ------------    ------------    ------------    ------------

    Total Expenses                                   32,001          33,742         114,193          85,029         475,648
                                               ------------    ------------    ------------    ------------    ------------

NET LOSS                                            (32,001)        (33,742)       (114,193)        (85,029)       (475,648)
                                               ------------    ------------    ------------    ------------    ------------

OTHER COMPREHENSIVE LOSS

   Change in marketable securities valuation         (2,175)           (750)             75          (2,250)        (33,675)
                                               ------------    ------------    ------------    ------------    ------------

TOTAL COMPREHENSIVE LOSS                       $    (34,176)   $    (34,492)   $   (114,118)   $    (87,279)   $   (509,323)
                                               ============    ============    ============    ============    ============

BASIC LOSS PER SHARE                           $      (0.00)   $      (0.00)   $      (0.01)   $      (0.01)
                                               ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                              12,300,240      12,300,240      12,300,240      12,300,240
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

                     SK REALTY VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                       From
                                                                                     Inception
                                                                                      of the
                                                                                    Development
                                                                                     Stage on
                                                              Nine Months Ended      August 1,
                                                                 September 30,     2003 through
                                                           ----------------------  September 30,
                                                             2006         2005         2006
                                                           ---------    ---------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                $(114,193)   $ (85,029)   $(475,648)
   Adjustments to reconcile net loss to net cash used by
    operating activities:
     Stock issued for services                                12,500        6,250       45,000
     Amortization of deferred consulting expense                  --           --       30,300
     Property tax payable                                        978          711        5,148
     Prepaid expenses                                             --           --           --
     Accrued interest payable                                  1,062           --        1,187
     Increase in accrued expenses                             89,213       78,018      283,941
     Deferred consulting                                          --           --       89,581
                                                           ---------    ---------    ---------

       Net Cash Used by Operating Activities                 (10,440)         (50)     (20,491)
                                                           ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Tax deeds                                                      --       (3,741)      (5,661)
                                                           ---------    ---------    ---------

     Net Cash Used by Investing Activities                        --       (3,741)      (5,661)
                                                           ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loan payable                                               10,000           --       20,000
   Proceeds from line of credit                                  440        3,741        6,102
   APIC                                                           --           --           70
                                                           ---------    ---------    ---------

     Net Cash Used by Financing Activities                    10,440        3,741       26,172
                                                           ---------    ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  --          (50)          20

CASH AT BEGINNING OF PERIOD                                       20           50           --
                                                           ---------    ---------    ---------

CASH AT END OF PERIOD                                      $      20    $      --    $      20
                                                           =========    =========    =========

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

   CASH PAID FOR:

     Interest                                              $     440    $      --    $     440
     Income taxes                                          $      --    $      --    $      --

   NON-CASH INVESTING AND FINANCING ACTIVITIES

     Stock for assets                                      $      --    $      --    $  48,650
     Stock issued for services                             $  12,500    $      --    $  45,000
     Net change in unrealized loss on investment           $      75    $   2,250    $  33,675

   The accompanying notes are an integral part of these consolidated financial statements.

                     SK REALTY VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2006

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

                     SK REALTY VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2006

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

      A summary of the status of the Company's stock option plan as of September 30, 2006 and changes during the period are presented below:

                                               Weighted
                                                Average            Exercise
                                                Shares               Price
                                         -------------------     ---------------

      Outstanding, December 31, 2005               1,200,000     $        0.0001

        Granted                                           --                  --
        Canceled/Expired                                  --                  --
        Exercised                                         --                  --
                                         -------------------     ---------------

      Outstanding, September 30, 2006              1,200,000
                                         -------------------

      Exercisable, September 30, 2006              1,200,000
                                         ===================

NOTE 4- CREDIT LINE

An analysis of the related party line of credit of the Company as of September 30, 2006 is shown below:

                                            Line of                    Debt
                                             Credit                 Outstanding
                                        ----------------         ---------------

Revolving Credit Line                   $        100,000         $         6,227

      The Company entered into a revolving credit promissory note with a related party on May 1, 2004. The revolving credit line is for $100,000 with an annual interest rate of 9%. As of September 30, 2006, the Company has drawn $6,227 on the credit line.

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

--------------------------------------------------------------------------------
Location                 Description                            Acquisition Cost
--------------------------------------------------------------------------------
Reading, PA              Three story brick building                $8,892
--------------------------------------------------------------------------------
Reading, PA              Two story brick building                  $4,120
--------------------------------------------------------------------------------
Reading, PA              Mobile home                               $1,058
--------------------------------------------------------------------------------
Reading, PA              Mobile home                               $2,682
--------------------------------------------------------------------------------
Sellersville, PA         Vacant land parcel                        $1,919
--------------------------------------------------------------------------------

      As shown on the Company's consolidated balance sheet, as of September 30, 2006, the Company had total assets of $20,506.

Total revenue.

      We had no revenue for the nine month period ended September 30, 2006. Although the Company currently owns five properties in Pennsylvania, no revenues have been generated from these properties and there will be no revenue from any of the properties until they are rented or sold.

Operating Expenses.

      Our operating expenses are composed primarily of salaries, professional fees, administrative costs. For the nine month period ended September 30, 2006 operating expenses were $114,193 as compared to $85,029 for the same period in 2005. For the three month period ended September 30, 2006 operating expenses were $32,001 as compared to $33,742 for the same period in 2005. The increase in operating expenses in 2006 was primarily attributable to an increase in professional fees.

Liquidity and Capital Resources

      Our capital requirements are dependent on several factors, including the costs of tax lien certificates acquired, the timing of redemptions of tax lien certificates and the timing of the sale of properties acquired by the Company through foreclosure. We believe that we will not generate enough cash from operations to be sufficient to fund our ongoing operations through the next twelve months. As of September 30, 2006, we had on $20 in cash and $3,825 in marketable securities on our balance sheet. We have secured financing to enable us to meet our obligations in the form of a credit line agreement which will provide up to $100,000 in debt financing from Triple J Associates, a company owned by our sole officer and director, Richard Miller. As of September 30, 2006, we had utilized $6,227 from our credit line agreement in order to finance the purchase of three additional properties in Pennsylvania in September and December, 2005. Although our credit line agreement initially expired on December 31, 2005, it has been extended until December 31, 2006.

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

Item 3: Controls and Procedures

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of September 30, 2006, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

SK REALTY CORP.
(Registrant)

Signature             Title                                    Date
---------             -----                                    ----

/s/ Richard Miller    Chief Executive Officer, President,
                      Acting Principal Accounting Officer      November 17, 2006
                      and Director