Form 10QSB/A
period 2006-06-30
SK REALTY VENTURES INC
filed 2006-11-27
CIK 1286992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


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

Number of shares outstanding of each of the registrant's classes of common stock as of August 9, 2006: Common Stock: 12,050,240

Explanatory Note

This Report has been amended to remove erroneous footnote references in the Consolidated Balance Sheet.

Part 1

Item 1: Financial Statements

                     SK REALTY VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                                         Six Months
                                                                            Ended
                                                                           June 30,
                                                                             2006
                                                                          ---------
CURRENT ASSETS

   Cash                                                                   $      20
   Prepaid expenses                                                              --
   Marketable securities                                                      6,000
                                                                          ---------

     Total Current Assets                                                     6,020
                                                                          ---------

OTHER ASSETS

   Tax deeds                                                                 16,661
                                                                          ---------

     Total Other Assets                                                      16,661
                                                                          ---------

     TOTAL ASSETS                                                         $  22,681
                                                                          =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

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

                     SK REALTY VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
          Consolidated Statements of Operations and Comprehensive Loss
                                   (Unaudited)


                                                                                                                    Inception on
                                                                                                                      August 1,
                                               Three Months Ended                    Six Months Ended                  2003 to
                                                     June 30,                             June 30,                     Through
                                        -------------------------------       -------------------------------          June 30,
                                            2006               2005               2006               2005                2006
                                        ------------       ------------       ------------       ------------       ------------
REVENUE                                 $         --       $         --       $         --       $         --       $         --
                                        ------------       ------------       ------------       ------------       ------------

EXPENSES

   Salary                                     15,000             15,000             30,000             30,000            200,300
   Bank charges                                   --                 36                 --                 36                 50
   Professional fees                          18,408              1,313             42,253             12,321            193,062
   Administrative costs                        4,500              4,500              9,000              9,000             45,000
   Interest expense                              148                 --                288                 --                413
   Taxes                                         326                237                652                473              4,822
                                        ------------       ------------       ------------       ------------       ------------

     Total Expenses                           38,382             21,086             82,193             51,830            443,647
                                        ------------       ------------       ------------       ------------       ------------

NET LOSS                                     (38,382)           (21,086)           (82,193)           (51,830)          (443,647)
                                        ------------       ------------       ------------       ------------       ------------

OTHER COMPREHENSIVE LOSS

   Change in marketable securities
    valuation                                    150                 --              2,250             (1,500)           (31,500)
                                        ------------       ------------       ------------       ------------       ------------

TOTAL COMPREHENSIVE LOSS                $    (38,232)      $    (21,086)      $    (79,943)      $    (53,330)      $   (475,147)
                                        ============       ============       ============       ============       ============

BASIC LOSS PER SHARE                    $      (0.00)      $      (0.00)      $      (0.01)      $      (0.00)
                                        ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                    12,300,240         12,050,240         12,300,240         12,050,240
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

                     SK REALTY VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Inception on
                                                                                       August 1,
                                                          Six Months Ended             2003 to
                                                               June 30,                Through
                                                      -------------------------        June 30,
                                                         2006            2005            2006
                                                      ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                           $ (82,193)      $ (51,830)      $(443,647)
   Adjustments to reconcile net cash used by
    operating activities:
     Stock issued for services                           12,500              --          45,000
     Amortization of deferred consulting expense             --              --          30,300
     Property tax payable                                   652             473           4,822
     Accrued interest payable                                --              --             125
     Increase in accrued expenses                        63,753          51,321         258,481
     Deferred consulting                                     --              --          89,581
                                                      ---------       ---------       ---------

       Net Cash Used by Operating Activities               (288)            (36)        (15,338)
                                                      ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Tax deeds                                                 --              --          (5,661)
                                                      ---------       ---------       ---------

     Net Cash Used by Investing Activities                   --              --          (5,661)
                                                      ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Loan payable                                           5,000              --          15,000
   Proceeds from line of credit                             288              --           5,949
   APIC                                                      --              --              70
                                                      ---------       ---------       ---------

     Net Cash Provided by Financing Activities              288              --          21,019
                                                      ---------       ---------       ---------

Net Increase in Cash                                         --             (36)             20
                                                      ---------       ---------       ---------

CASH AT BEGINNING OF PERIOD                                  20              50              --

CASH AT END OF PERIOD                                 $      20       $      14       $      20
                                                      =========       =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for interest                             $     288       $      --       $     288
   Cash paid for income taxes                         $      --       $      --       $      --

NON-CASH INVESTING AND FINANCING ACTIVITIES

   Stock for assets                                   $      --       $      --       $  48,650
   Stock issued for services                          $  12,500       $      --       $  45,000
   Net change in unrealized loss on investment        $  (2,250)      $      --       $  31,500


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

NOTE 3 -    OUTSTANDING STOCK OPTIONS

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

                     SK REALTY VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2006


NOTE 3 -    OUTSTANDING STOCK OPTIONS (Continued)

            A summary of the status of the Company's stock option plan as of June 30, 2006 and changes during the period are presented below:


                                               Weighted
                                                Average      Exercise
                                                Shares         Price
                                               ---------      -------

           Outstanding, December 31, 2005      1,200,000      $0.0001

               Granted                                --           --
               Canceled/Expired                       --           --
               Exercised                              --           --
                                               ---------      -------

           Outstanding, June 30, 2006          1,200,000
                                               ---------

           Exercisable, June 30, 2006          1,200,000
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

--------------------------------------------------------------------------------
Location             Description                              Acquisition Cost
--------------------------------------------------------------------------------
Reading, PA          Three story brick building                    $8,892
--------------------------------------------------------------------------------
Reading, PA          Two story brick building                      $4,120
--------------------------------------------------------------------------------
Reading, PA          Mobile home                                   $1,058
--------------------------------------------------------------------------------
Reading, PA          Mobile home                                   $2,682
--------------------------------------------------------------------------------
Sellersville, PA     Vacant land parcel                            $1,919
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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


SK REALTY CORP.
(Registrant)

Signature             Title                                   Date
---------             -----                                   ----

/s/ Richard Miller    Chief Executive Officer, President,     November 22, 2006
                      Acting Principal Accounting Officer
                      and Director