Form 10KSB
period 2006-12-31
SK REALTY VENTURES INC
filed 2007-04-13
CIK 1286992

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

[  ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___to ____.

----------

SK REALTY VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	76-0747086
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2209 Merrick Road
Suite 204
Merrick, NY 11566
(516) 683-1254
_________

(Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number: (516) 683-1254

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [  ]     NO  [X]

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Issuer's revenues for its most recent fiscal year: $0.

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on April 12, 2007: $165,132.

Number of shares outstanding of each of the registrant's classes of common stock as of April 12, 2007: Common Stock: 12,300,240

DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.

None

FORWARD LOOKING STATEMENTS

The statements we make in this prospectus that are not historical fact are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "believes," "estimates," "projects" or similar expressions are intended to identify these forward- looking statements. These statements are subject to risks and uncertainties beyond our reasonable control that could cause our actual business and results of operations to differ materially from those reflected in our forward-looking statements. The safe harbor provisions provided in the Securities Litigation Reform Act do not apply to forward-looking statements we make in this prospectus.

Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on trends, which we anticipate in our industry and our good faith estimate of the effect on these trends of such factors as industry capacity, product demand and product pricing. In addition, our forward-looking statements are subject to our ability to reverse the current negative trend in our financial results.

The inclusion of projections and other forward-looking statements should not be regarded as a representation by us or any other person that we will realize our projections or that any of our forward-looking statements contained in this prospectus will prove to be accurate. We will not update any forward-looking statements other than as required by law.

PART I

Item 1: Business

Organization and Development

The Company was organized in August, 2003, as a Nevada corporation. In August, 2003, the Company acquired its wholly-owned subsidiary, J. Adam Holdings, Inc. ("J. Adam"), a Delaware corporation via the acquisition of all of the outstanding shares of J. Adam. The Company is a development stage company principally engaged, through its J. Adam subsidiary, in the business of purchasing real estate properties auctioned at tax sales and purchasing tax lien certificates from municipalities and other jurisdictions.

Through our J. Adam subsidiary, we are in the business of purchasing real estate properties auctioned at tax sales and purchasing tax lien certificates from municipalities and either realizing a gain upon the redemption of the tax lien certificate by the owner of the underlying property or sale properties acquired (after foreclosing on the property in the case of a unredeemed tax lien certificate. Since our inception, we have acquired several properties in Reading, Pennsylvania via purchase at a tax auction sale.

Our plan is two fold. First, to purchase properties at tax sales and resell those properties for a capital gain. Second, to purchase tax lien certificates in a number of jurisdictions and realize income from holding them until they are redeemed by the owner of the underlying property or realize a capital gain by foreclosing on the property if the tax lien certificates are not redeemed.

Tax lien certificates are sold at auction by taxing jurisdictions as a method to collect delinquent real estate taxes. Once the tax lien certificate is issued by the jurisdiction, it becomes a first lien against the real estate property and depending upon the jurisdiction, the owner of the property has a statutorily fixed period of time to pay the delinquent real estate taxes plus penalties and/or interest to the tax lien certificate holder. If the delinquent real estate taxes plus penalties and interest is not paid during such period of time, in most jurisdictions, the property is then transferred to the tax lien certificate in a form of foreclosure action.

Industry Overview

Municipalities, counties, school districts and other jurisdictions with the statutory right to collect real estate taxes often face delinquent tax payers. Since these jurisdictions have immediate need for the revenue expected from tax levies, the legislatures in many states have passed legislation which permit the taxing jurisdictions to either foreclose upon properties and sell them at auction or sell off the right to receive the delinquent taxes. By selling off the property or the right to receive the delinquent taxes, the jurisdiction is able to provide the cash flow needed for their operations. The method varies from state to state. Normally, taxing jurisdictions in states that provide for tax lien sales, sell off the right to receive the delinquent tax payments, at public auction, in the form of a tax lien certificates. In order to encourage the purchase of the tax lien certificates by investors, most state legislatures have provided certain incentives to the purchasers, including providing the holder of a tax lien certificate with a first lien against the underlying property, a lien that is superior to the lien of a mortgage holder. Additionally, the legislatures have provided that in order for the property owner to redeem the tax lien certificate, a financial penalty or interest rate must be paid. The amount of these penalties and permissible interest vary from state to state. Finally, most states provide that the holder of a tax lien certificate, in the event that the certificate is not redeemed within a fixed redemption period, can foreclose and take ownership of the property, in a summary or administrative proceeding.

At least 25 states permit the sale of tax lien certificates by taxing jurisdictions. Each state’s statutes provide for either a penalty which is added to the outstanding real estate amount or an interest rate to be applied to the outstanding amount. In addition, each state also prescribes the amount of time that the property owner has before the tax lien certificate holder may foreclose on the property. The table below contains a summary of the laws in various states which provide for tax lien certificates. The Company, from time to time, intends to do business in each of these states.

Illinois	18% penalty per six month period on non farm land and 12% penalty per six month period on farmland.
Arizona	16% interest- Redemption period is three to five years
Colorado	9% interest above the prime rate.

Delaware	15% Penalty - One year redemption.
Florida	18% penalty per annum.
Georgia	20% penalty - one year redemption period.
Indiana	10% penalty if redeemed during first six months - 15% penalty if redeemed during second six months - 25% after one year.
Iowa	2% per month - Redemption period is 3 years
Mississippi	1-1/2% interest per month until redeemed. Redemption period is 2 years.
New Hampshire	18% interest per year. Two year redemption period.
New Jersey	18% interest per year. Two year redemption period.
Rhode Island	10% penalty if redeemed anytime during first six months plus 1% for each month thereafter. One year redemption period
Vermont	12% interest - One year redemption period.
Washington D. C.	1% interest per month.
Wyoming	18% interest - Four year redemption period.

Pennsylvania does not sell tax lien certificates, rather, properties are sold by the state in tax foreclosure sales. The two properties currently owned by the Company were bought in such foreclosure sales.

Operations and Business Plan

The Company will seek to purchase additional tax lien certificates at auction in various municipalities in various states. The Company will initially concentrate its efforts on purchasing properties and tax lien certificates in New Jersey and Pennsylvania. The Company has already placed substantial effort in creating a database which contains information about municipalities and other jurisdictions and their respective auction dates for properties and tax lien certificates. The Company will seek advanced lists of tax lien certificates to be offered at auction and will conduct due diligence to review the underlying properties, their condition and their potential resale or rental value.

The Company will learn about opportunities to attend auction sales for sales of properties and tax lien certificates through published lists of upcoming auctions distributed by taxing authorities and third party publishers.

The Company will attend auction sales of properties and tax lien certificates on a regular basis and attempt to purchase tax lien certificates on desirable property at a discounted price. It has been the experience of management, that most tax lien certificates sell at auction for at least 90% of the amount of taxes outstanding and some tax lien certificates will sell for more than 100% of the amount of taxes outstanding.

Once the Company has become the successful bidder for one or more properties, the Company will retain a broker to resell the property. Once the Company has become the successful bidder for one or more tax lien certificates, the Company will then manage the process of collection of the amount due under the tax lien certificates, including the statutory interest and penalties. In certain circumstances, when a tax lien certificate is not redeemed by a property owner within the statutory period, the Company will seek to acquire ownership of the property via a foreclosure proceeding. The foreclosure proceedings will vary from jurisdiction to jurisdiction. Upon foreclosure, the Company will either rent the property or place the property on the market for sale.

Once a Company has acquired a tax lien certificate, the Company will not know when or if it will be redeemed by the owner of the underlying property. Property owners may almost immediately redeem the certificate, may redeem the certificate at some other time prior to the expiration of the statutory redemption period or may allow the property to be foreclosed. Once a property is foreclosed, the Company will not be able to predict how quickly it may be rented or sold. Therefore, the Company may have difficulty in predicting and maintaining cash flow.

In order to provide adequate funding for the Company to purchase additional properties and tax lien certificates and to pay for operating expenses, the Company will need to either seek working capital in the form of loans or additional equity funding or will need to sell some or all of the properties it currently owns.

There can be no assurance that the Company will be able to obtain additional loans or equity financing on terms agreeable to the Company and there can be no assurance that the Company will be able to sell the properties that it owns either on a timely basis or at a price agreeable to the Company.

The Company current owns three properties in Reading, PA which were acquired at tax sale auctions.

Investment Policy

The Company’s investments will be limited to only acquiring properties in tax foreclosure sales and auctions and to acquire tax lien certificates at auction. While the Company has no set policy as to the percentage of the Company’s assets which may be invested in one investment, once the Company has acquired more than four properties, the Company intends not to invest more than 25% of the Company’s assets in any one property. The Company intends on investing only in real estate properties, including, office buildings, apartment buildings, shopping centers, industrial and commercial properties. The Company does not intend to become a mortgage lender, nor does the Company intend to acquire other kinds of securities.

Competition

There is strong competition for the purchase of properties and tax lien certificates, primarily in the form of local investors and investment groups located in or near the taxing jurisdictions. There are few competitors, if any, who operate on a national basis. The Company, as it expands its operations into additional states and jurisdictions expects strong competition for the purchase of specific tax lien certificates which may result in higher prices being paid by the Company for specific tax lien certificates.

Our Properties.

The Company, through it wholly owned subsidiary, owns three properties in the city of Reading, PA which were acquired at a tax auction by bidding and paying back taxes on the county’s tax sale of the property. All three properties are currently vacant and the Company has no intention to rent the properties. The Company intends to retain a broker to offer our properties for sale.

Government Regulation

The purchase of tax lien certificates is regulated by statute in each state, as well as, local laws in jurisdictions. Once tax lien certificates are purchases, the Company will be subject to applicable laws and regulations regarding the collection of the outstanding amounts and the foreclosure of the property. The Company will be subject to applicable provisions of federal and state securities laws and to regulations specifically governing the real estate industry. The operations of the Company will also be subject to regulations normally incident to business operations (e.g., occupational safety and health acts, workmen's compensation statutes, unemployment insurance legislation and income tax and social security related regulations). Although the Company will make every effort to comply with applicable regulations, it can provide no assurance of its ability to do so, nor can it predict the effect of these regulations on its proposed activities.

PROPRIETARY RIGHTS

We currently own no copyrights, trademarks, and other intellectual property rights, and none are critical to our success except for trade secrets related to our business methodologies, practices and tools. To protect our rights in these various intellectual properties, we rely on a combination of trade secret protection and confidentiality agreements and other contractual arrangements with our employees, clients, strategic partners, acquisition targets and others to protect our proprietary rights. In addition, although we believe that our proprietary rights do not infringe on the intellectual property rights of others, there can be no assurance that other parties will not assert infringement claims against us.

Employees

As of December 31, 2006, we had one full time and one part time employee.

Fiscal Year

Our fiscal year is from January 1 to December 31 of each year.

Item 2: Properties

Our executive office consists of space provided to us, pursuant to an oral agreement, in offices owned by our President, at no cost to the Company. As we implement our business strategy, it is expected that we will acquire additional office space in the New York City metropolitan area. We believe that our current facilities are adequate for the purposes for which they are intended and that they provide sufficient capacity to accommodate the Company’s expansion plan.

In addition, the Company currently owns three (3) properties, as shown below:

Location	Description	Acquisition Cost
Reading, PA	Mobile home	$ 1,058
Reading, PA	Mobile home	$ 2,682
Sellersville, PA	Vacant land parcel	$ 1,921

Item 3: Legal Proceedings

None

Subsidiaries

The Company currently has one wholly-owned subsidiary, J. Adams Holdings, Inc., a New York corporation.

Item 3: Legal Proceedings

None

Item 4: Submission of Matters to a Vote of Security Holders

None

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

At December 31, 2006, there were approximately 325 holders of record of our common stock.

The Company's common stock trades on the Over-The-Counter Bulletin Board under the symbol: STRV.

During the year ended December 31, 2006, our common stock had not yet traded on the Over-The-Counter Bulletin Board. Subsequently, on February 9, 2007, our common stock commenced trading on the Over-The-Counter Bulletin Board.

Dividends

The Company has never declared, nor has it paid, any cash dividends on its Common Stock. The Company currently intends to retain any earnings to finance future growth and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We are currently in the development stage and in the process of raising capital. All activity to date has been related to our formation, the acquisition of our J. Adam Holdings subsidiary and the acquiring properties that it owns. Our ability to commence full operations is contingent upon obtaining adequate financial resources.

Assets

Our assets consist of certain marketable securities which we hold in the form of 750,000 shares of common stock AAMPRO Group, Inc. and three real estate properties we have purchased in Pennsylvania at tax auctions, which we intend to resell. We value each of the properties at our acquisition costs. The following table provides additional details on the properties.

Location	Description	Acquisition Cost
Reading, PA	Mobile home	$ 1,058
Reading, PA	Mobile home	$ 2,682
Sellersville, PA	Vacant land parcel	$ 1,921

As shown on the Company’s consolidated balance sheet for the year ended December 31, 2006, the Company had total assets of $9,494.

Total revenue.

We had no revenue for the year ended December 31, 2006 and December 31, 2005. Although the Company currently owns three properties in Pennsylvania, no revenues have been generated from these properties and there will be no revenue from any of the properties until they are rented or sold.

Operating Expenses.

Our operating expenses are composed primarily of salaries, professional fees, administrative expenses associated with the operation of the business and unrealized losses on investments. For the year ended December 31, 2006, operating expenses were $259,909 as compared to $130,618 for the year ended December 31, 2005. This increase in operating expenses in 2006 was primarily attributable to a compensation expense of $119,897 in connection with the issuance of options to consultants.

Liquidity and Capital Resources

Our capital requirements are dependent on several factors, including the costs of tax lien certificates acquired, the timing of redemptions of tax lien certificates and the timing of the sale of properties acquired by the Company through foreclosure. We believe that we will not generate enough cash from operations to be sufficient to fund our ongoing operations through the next twelve months. As of December 31, 2006, we had $8 in cash and $3,825 in marketable securities on our balance sheet. We previously had secured financing to enable us to meet our obligations in the form of a credit line agreement which will provide up to $100,000 in debt financing from Triple J Associates, a company owned by our sole officer and director, Richard Miller. However, the credit line agreement expired on December 31, 2006 and has yet to be extended.

There can be no assurance that we will be able to extend our credit line agreement or secure similar financing. Therefore, there can be no assurance that we will have sufficient financing for the Company’s operations and property and tax lien acquisition program. If our credit line agreement is not extended, the Company will be required to seek alternative financing. There can be no assurance that we will be able to successfully raise such additional funds, if needed, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be dilutive to our current stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition Lack of additional funds will materially affect our business and may cause us to cease operations. Consequently, stockholders could incur a loss of their entire investment in the Company.

On November 15, 2003, the Company received 750,000 shares of restricted common stock Aampro Group, Inc. ("Aampro Group") in exchange for 200,000 shares of restricted common stock of the Company. Aampro Group is a publicly traded company listed on the Over-the-Counter Bulletin Board under the symbol "AAPO". The exchange was conducted in an arms' length transaction. On December 31, 2006, the closing price of Aampro Group shares was $0.0051 per share.

Our financial statements were prepared on the assumption that we will continue as a going concern. The report of our independent accountants for the year ended December 31, 2006 acknowledges that we have incurred losses in each of the last fiscal years and that we will require additional funding to sustain our operations. These conditions cause substantial doubt as to our ability to continue as a going concern. Our financial statements included herein do not include any adjustments that might result should we be unable to continue as a going concern.

RISKS AND UNCERTAINTY

Our business is subject to the effects of general economic conditions, and in particular competition and government regulation.

Other risks and uncertainties for the Company include, but are not limited to:

O     Adverse changes in general economic conditions including the price of real estate.
O     The Company might not be able to fund our working capital needs from cash flows
O     Increased competition
O     Litigation

The Company may experience material fluctuations in future revenues and operating results on a quarterly or annual basis resulting from a number of factors, including but not limited to the risks discussed above.

The preceding statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be available on a timely basis, the risk that such products and upgrades may not achieve market acceptance, the risk that competitors will develop similar products and reach the market first, and the risk that we would not be able to fund its working capital needs from cash flow.

CRITICAL ACCOUNTING POLICIES

Recognition of Income

The Company recognizes income and expenses on the accrual basis of accounting. The fiscal year of the Company ends on December 31.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Equity Transactions

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which was amended by SFAS No. 148 requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

Non-employees Equity Transactions - The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards SFAS No. 123 and the Emerging Issues Task Force (EITF) Issue No. 00-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. SFAS No. 123 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured a the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in EITF 00-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instrument is complete (that is, the vesting date).

Employee equity transactions - The Company has adopted, effective January 1, 2006, SFAS No. 123 R Share -Based Payment. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which and entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award ( with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the aware - the requisite service period (usually the vesting period). SFAS No. 123R requires that the compensation cost relating to share based payment transactions be recognized in the financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. The Company also notes that Staff Accounting Bulletin 107 has been issued by the SEC staff as additional guidance on the implementation of SFAS No. 123R.

Item 7: Financial Statements

Index to Item 7: Financial Statements	Page
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheet
Consolidated Statements of Operations and Other Comprehensive Losses
Consolidated Statements of Stockholders' Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
SK Realty Ventures, Inc. and Subsidiary
(A Development Stage Company)
Garden City, New York

We have audited the accompanying consolidated balance sheet of SK Realty Ventures, Inc. and Subsidiary (a development stage company) as of December 31, 2006 and the related consolidated statements of operations and other comprehensive (loss), stockholders’ equity (deficit), and cash flows for the years ended December 31, 2006 and 2005, and from inception on August 1, 2003 through December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SK Realty Ventures, Inc. and Subsidiary (a development stage company) as of December 31, 2006 and the results of their operations and other comprehensive (loss) and their cash flows for the years ended December 31, 2006 and 2005, and from inception on August 1, 2003 through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has generated significant losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
April 4, 2007

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheet

ASSETS

December 31,
2006

CURRENT ASSETS

Cash	$8
Marketable securities (Note 5)	3,825

Total Current Assets	3,833

OTHER ASSETS

Tax deeds (Note 8)	5,661

Total Other Assets	5,661

TOTAL ASSETS	$9,494

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accrued expenses	$295,927
Loan payable - officer (Note 11)	10,000
Loan payable - other (Note 11)	15,000
Line of credit	6,295
Accrued interest payable	1,623
Property taxes payable	2,339

TOTAL LIABILITIES	331,184

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock; 10,000,000 authorized at $0.0001 par value	-
Common stock; 300,000,000 shares authorized at$ 0.0001 par value;
12,300,240 shares issued and outstanding	1,230
Additional paid-in capital	332,268
Subscription receivable	(150)
Other comprehensive (loss)	(33,675)
Deficit accumulated during the development stage	(621,363)

Total Stockholders’ Equity (Deficit)	(321,690)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,494

The accompanying notes are an integral part of these consolidated financial statements.

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss

			From
			Inception on
			August 1,
			2003 to
	December 31,		December 31,
	2006	2005	2006

REVENUES	$-		$ $

EXPENSES

Salary	60,000	60,000	230,300
Bank charges	12	50	62
Professional fees	50,699	51,408	201,508
Administrative costs	18,000	18,000	54,000
Interest expense	2,132	125	2,257
Forfeiture of tax deeds	11,000	-	11,000
Compensation expense	119,897	0	119,897
Property taxes	(1,831)	1,035	2,339

NET LOSS	(259,909)	(130,618)	(621,363)

OTHER COMPREHENSIVE LOSS

Change in marketable securities valuation	75	(3,000)	(33,675)

TOTAL COMPREHENSIVE LOSS	$(259,834)	$(133,618)	$(655,038)

BASIC LOSS PER SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	12,300,240	12,118,048

The accompanying notes are an integral part of these consolidated financial statements.

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Paid in	Deferred	Subscription	Accum.	Comp.	Total
	Shares	Amount	Shares	Amount	Capital	Consulting	Receivable	Deficit	Loss	Equity

Shares issued to founder for
services August 1, 2003	-	$-	10,000,000	$1,000	$9,000	$-	$-	$ $-	$-	$10,000
Shares issued to acquire J. Adams
Holdings, Inc., August 15, 2003
$.006 per share	-	-	1,800,000	180	10,970	-	(150)	-	-	11,000

Shares issued for legal services
August 1, 2003, $.20 per share	-	-	50,000	5	9,995	-	-	-	-	10,000

Shares issued for marketable
securities, November 15, 2003
$.0188 per share	-	-	200,000	20	37,480	-	-	-	-	37,500

Options granted for consulting
Services, November 15, 2003	-	-	-	-	119,881	(89,581)	-	-	-	30,300

Net loss for the year ended
December 31, 2003	-	-	-	-	-	-	-	(50,300)	(11,250)	(61,550)

Balance, December 31, 2003	-	-	12,050,000	1,205	187,326	(89,581)	(150)	(50,300)	(11,250)	37,250

Rounding shares from purchase
of AAMPRO	-	-	240	-	-	-	-	-	-	-

Contributed capital	-	-	-	-	50	-	-	-	-	50

Expense of deferred consulting	-	-	-	-	-	89,581	-	-	-	89,581

Net loss for the year ended
December 31, 2004	-	-	-	-	-	-	-	(180,536)	(19,500)	(200,036)

Balance, December 31, 2004	-	$-	12,050,240	$1,205	$187,376	$-	$(150)	$(230,836)	$(30,750)	$(73,155)

The accompanying notes are an integral part of these consolidated financial statements.

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

	Preferred Stock		Common Stock		Paid in	Deferred	Subscription	Accum.	Comp.	Total
	Shares	Amount	Shares	Amount	Capital	Consulting	Receivable	Deficit	Loss	Equity

Balance forward	-	$-	12,050,240	$1,205	$187,376	$-	$(150)	$(230,836)	$(30,750)	$(73,155)

Stock issued for services
September 23, 2005, $.10 per share	-	-	250,000	25	24,975	-	-	-	-	25,000

Contributed capital	-	-	-	-	20	-	-	-	-	20

Net loss for the year ended
December 31, 2005	-	-	-	-	-	-	-	(130,618)	(3,000)	(133,618)

Balance, December 31, 2005	-	-	12,300,240	1,230	212,371	-	(150)	(361,454)	(33,750)	(181,753)

Extension option terms	-	-	-	-	119,897	-	-	-	-	119,897

Net loss for the year ended
December 31, 2006	-	-	-	-	-	-	-	(259,909)	75	(259,834)

Balance, December 31, 2006	-	$-	12,300,240	$1,230	$332,268	$-	$(150)	$(621,363)	$(33,675)	$(321,690)

The accompanying notes are an integral part of these consolidated financial statements.

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From
			Inception on
			August1,
			2003 to
	December 31,		December 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(259,909)	$(130,618)	$(621,363)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock issued for services	12,500	12,500	45,000
Amortization of deferred consulting expense	-	-	30,300
Forfeiture of tax deeds	11,000	-	11,000
Option extension expense	119,897	-	119,897
Changes in operating assets and liabilities:
Property tax payable	(1,831)	1,035	2,339
Accrued interest payable	2,132	125	2,257
Deferred consulting	-	-	94,581
Increase in accrued expenses	101,199	106,908	295,927

Net Cash Used by Operating Activities	(15,012)	(10,050)	(20,062)

CASH FLOWS FROM INVESTING ACTIVITIES

Tax deeds purchased	-	(5,661)	(5,661)

Net Cash Used by Investing Activities	-	(5,661)	(5,661)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan payable	15,000	10,000	25,000
Proceeds from line of credit	-	5,661	5,661
Contributed capital	-	20	70

Net Cash Provided by Financing Activities	15,000	15,681	25,731

NET INCREASE (DECREASE) IN CASH	(12)	(30)	8

CASH AT BEGINNING OF PERIOD	20	50	-

CASH AT END OF PERIOD	$8	$20	$8

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock for assets	$-	$-	$48,650
Stock issued for services	$12,500	$12,500	$45,000
Net change in unrealized loss on investment	$(75)	$3,000	$33,675

The accompanying notes are an integral part of these consolidated financial statements.

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 1 -  ORGANIZATION AND CORPORATE HISTORY

The Company was incorporated on August 1, 2003, under the name of SK Realty Ventures, Inc. Since its inception it has not engaged in a significant business activity and is considered to be a development stage company. The articles of incorporation of the Company state that its purpose is to engage in the business of making investments and acquisition of assets, properties and businesses and to engage in any and all other lawful business. The Company’s main strategy is acquiring tax deeds and tax liens.

On August 15, 2003 the Company acquired all of the outstanding shares of J Adam Holdings, Inc. (J Adam). J Adam's was incorporated in Delaware on May 3, 2002. In November J Adam's acquired the Tax Deeds assets (Note 8). J Adam's had no other activity.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Recognition of Income

The Company recognizes income and expenses on the accrual basis of accounting. The fiscal year of the Company ends on December 31.

b. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

	December 31,
	2006	2005

Numerator - (loss)	$(259,909)	$(130,618)
Denominator - weighted average
number if shares outstanding	12,300,240	12,118,048
Loss per share	$(0.02)	$(0.01)

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax asset consists of the following components as of December 31, 2006 and 2005:

	2006	2005

Deferred tax assets:
NOL carryover	$(43,745)	$(26,200)
Accrued compensation	(71,030)	(46,800)

Deferred tax liabilities:
Valuation allowance	$114,775	$73,000
Net deferred tax asset	-	-

Total	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2006 due to the following:

2006
Book Loss	$(51,510)
Accrued compensation	9,740
Unrealized loss	(30)
Valuation allowance	41,800
$-

At December 31, 2006, the Company had no net operating loss carryforwards that may be offset against future taxable income.

d. Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern. A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant losses from operations, which raise substantial doubt about its ability to continue as a going concern.

Management is presently pursuing additional financing through borrowing and issuing shares to pay for expenses. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

NOTE 4 -  NEWLY ISSUED ACCOUNTING PRONOUNCMENTS

In December 2004 the FASB issued SFAS No. 123R, a revision to SFAS 123 "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R established the accounting treatment for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R requires the Company to value the share-based compensation based on the classification of the share-based award. If the share-based award is to be classified as a liability, the Company must re-measure the award at each balance sheet date until the award is settled. If the share-based award is to be classified as equity, the Company will measure the value of the share-based award on the date of grant but the award will not be re-measured at each balance sheet date. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 4 -  NEWLY ISSUED ACCOUNTING PRONOUNCMENTS (Continued)

conjunction with Selling, Goods or Services". SFAS 123R is effective for small business issuers as of December 15, 2005. All public companies must use either the modified prospective or modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity classified awards that were granted prior to the effective date should continue to be accounted for in accordance to SFAS 123 except that the amounts must be recognized in the statement of operations. Under the modified retrospective method, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect SFAS 123 amounts in the statement of operations. Management is in the process of determining the effect SFAS 123R will have upon the Company's financial position and statement of operations.

In March 2005, the FASB issued Staff Accounting Bulletin No. 107 ("SAB 107") which provides additional guidance to the new stock option expensing provisions under SFAS 123(R). SAB 107 acknowledges that fair value estimates cannot predict actual future events and as long as the estimates are made in good faith, they will not be subsequently questioned no matter what the actual outcome. Historical volatility should be measured on an un-weighted basis over a period equal to or longer than the expected option term or contractual term, depending on the option-pricing model that is used. Implied volatility is based on the market prices of a company's traded options or other financial instruments with option-like features, and is derived by entering the market price of the traded option into a closed-form model and solving for the volatility input. SAB 107 provides additional guidance for companies when estimating an option's expected term. In general, companies are not allowed to consider additional term reduction and the option term cannot be shorter than the vesting period. Companies are permitted to use historical stock option exercise experience to estimate expected term if it represents the best estimate for future exercise patterns. SAB 107 provides that companies should enhance MD&A disclosures related to equity compensation subsequent to adoption of Statement 123(R). SAB 107 provided that companies should provide all disclosures required by Statement 123 (R) in the first 10-Q filed after adoption of the new rules.

In December 2004, the FASB issued Staff Position No. FAS 109-1 ("FAS 109-1"), "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 ("AJCA"). The AJCA introduces a special 9% tax deduction on qualified production activities.

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 4 -  NEWLY ISSUED ACCOUNTING PRONOUNCMENTS (Continued)

In December 2004 the FASB issued SFAS No. 153, "Exchanges of non-monetary Assets - An Amendment of APB Opinion No. 29". The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. Companies must apply the standard prospectively. Management is in the process of determining the effect, if any, SFAS No. 153 will have upon the Company's financial position, results of operations or cash flows.

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES

The following is a summary of the Company's investment in available-for-sale securities as of December 31, 2006:

Available-for-Sale
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gains	Losses	Value

Equity securities free trading	$75	$-	$3,825

Changes in the unrealized gain (loss) on available-for-sale securities during the years ended December 31, 2006 and 2005 reported as a separate component of stockholders' equity are as follows:

	For the years Ended
	December 31
	2006	2005

Beginning balance	$3,750	$6,750
Increase in unrealized holding gains (losses)	75	(3,000)

Ending balance	$3,825	$3,750

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 6 -  PREFERRED STOCK

The Company has authorized up to 10,000,000 shares of preferred stock with a par value of $.0001 per share. The preferred stock can be issued in various series with varying dividend rates and preferences. At December 31, 2006, there are no issued series or shares of preferred stock.

NOTE 7 -  OUTSTANDING STOCK OPTIONS

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which was amended by SFAS No. 148 requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following assumptions used for grants during 2003: dividend yield of zero percent, expected volatility of 13.12 percent, risk-free interest rate of 2.625 percent, and expected life of 0.25 years. As a result of applying SFAS No. 123, the Company incurred an expense for services rendered by non-employees, which is included in salary and consulting expense on the statement of operations for the year ended December 31, 2003.

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

On December 2, 2006, the Company extended the options issued under the plan for an additional three (3) years. The Company recorded a compensation expense in the amount of 119,897 for 2006. Under the Black Scholes option pricing model, the options were valued based on the remaining life and a volatility predicated on no trading of the stock at the time of the extension. The pricing was based on $.10 per share which was the pricing for previous offerings of the Company.

A summary of the status of the Company's stock option plan as of December 31, 2006 and 2005 and changes during the years are presented below:

	Weighted Average
	Exercise
	Shares	Price

Outstanding, January 1, 2006	1,200,000	$0.0001
Granted	-	-
Canceled/Expired	-	-
Exercised	-	-

Outstanding, December 31, 2006	1,200,000

Exercisable, December 31, 2006	1,200,000

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below for the year ended December 31, 2005:

2005
Net Loss as reported	$(130,618)
Add: Stock Based Employee Compensation expense
included in reported net loss, net of related tax effects	-
Deduct: Total Stock Based Employee Compensation
expense determined under fair value based method
for all awards, net of related tax effects	-
Pro Forma	$(130,618)
Basic and Diluted Loss Per Share
As Reported	$(0.01)
Pro Forma	$(0.01)

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 7 -  OUTSTANDING STOCK OPTIONS (Continued)

	Weighted Average
	Exercise
	Shares	Price

Outstanding, January 1, 2005	1,200,000	$0.0001
Granted	-	-
Canceled/Expired	-	-
Exercised	-	-

Outstanding, December 31, 2005	1,200,000

Exercisable, December 31, 2005	1,200,000

On December 7, 2006, the Options granted were extended for three years.

NOTE 8 - TAX DEEDS

The Company, through its wholly owned subsidiary, obtained ownership of five pieces of property in Reading, PA by bidding and paying back taxes on the county's tax sale of the property. The value of the property is the cost paid to the county to obtain the rights to the property. Ownership of the Tax Deeds requires that the real estate taxes are paid when due. If the taxes are not paid, then the governing authority has the right to re-auction those properties, thereby extinguishing the Company’s ownership interest in the property. The initial two properties acquired by the Company were sold by the Municipality for back taxes in November 2006, thereby causing a reduction in the Company’s assets and liabilities. The Company received no cash from this sale and all of its rights and liabilities were extinguished upon that sale. The Company intends to sell or otherwise dispose of the other properties and remit the taxes due upon the sale. During 2006 the Company recognized a loss of $11,000 on sale of these two properties.

NOTE 9 - EXPENSING OF DEFERRED COMPENSATION

The Company during the years ended December 31, 2006 and 2005 took expenses in the amount of $60,000 and $60,000. respectively, representing deferred employee compensation which accrued but was not paid.

NOTE 10 - RELATED PARTY TRANSACTIONS

Our President, Chief Executive Officer and sole Director, Richard Miller is also the principal owner of Triple J Associates, the lender of our Secured Revolving Grid Promissory Note and the secured party under our Credit Line Mortgage and Security Agreement. Currently, the Company is indebted to Triple J Associates in the amount of $6,295 and the Company's two mobile home properties in Reading, PA are pledged as security to Triple J Associates. However, the credit line agreement expired on December 31, 2006 and has yet to be extended.

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 11 - NOTES PAYABLE

In December 2005 the Company borrowed from its Chief Executive Officer the sum of $10,000 at an interest rate of 10% and the noted is due on demand. During 2006 the Company borrowed funds from individuals in the amount of $15,000 at an interest rate of 10% and the notes are due on demand. The Company has accrued interest on the notes and during 2006 no payments were made on the notes.

NOTE 12 - SUBSEQUENT EVENTS

On January 2, 2007, the option holders exercised their options pursuant to their respective Option Grants under the 2003 Compensation Benefit Plan. A total of 1,200,000 options were exercised into common stock of the Company on a cashless basis.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the reporting period, and, based on their evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures were effective. There were no significant changes in the Company’s internal controls over financial reporting identified in connection with an evaluation thereof that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over fiscal reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and may not be detected on a timely basis.

We have identified a material weaknesses in our internal controls related to lack of oversight over our assets which led to two of our properties being sold for unpaid real estate taxes by the city of Reading, PA. The weakness in our internal controls was caused by lack of sufficient staff to oversee our assets and operations. Management is addressing this issue by devoting increased management attention to overseeing our assets. If management is not able to devote sufficient additional time and resources to overseeing our assets, we may sustain additional losses of assets in the future.

There have been no other significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the above paragraph.

PART III

Item 9: Directors and Executive Officers of the Registrant

The following table sets forth the names and positions of our directors and executive officers:

The following table includes the names, ages and positions of our directors and executive officers as of December 31, 2006. A summary of the background and experience of each of these individuals immediately follows the table.

Our directors and executive officers are:

Name	Age	Position
Richard Miller	46	Chief Executive Officer, President, Director and acting Chief Financial Officer

Richard Miller
Chief Executive Officer, Director and Chairman

Since 1991, Mr. Miller has been a private investor in both equities and real estate. During that period of time, Mr. Miller held no other outside employment. Prior to 1991, Mr. Miller was a vice president of equity investments at Bear Stearns and LF Rothchild. He received a B.S. degree in Economics from New York University in 1981.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company during the year ended December 31, 2005, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Legal Proceedings

To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Item 10: Executive Compensation

COMPENSATION SUMMARY

The following table sets forth the compensation earned by our Chief Executive Officer and all of our other executive officers who earned in excess of $100,000 in salary and bonus (collectively the "Named Executives") for services rendered to us during the fiscal year.

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Annual Compensation (1)		Long-Term Compensation Awards
	Salary	Cash Paid	Options	Warrants
Richard Miller	$60,000	0	0	0

(1) During 2006, unpaid compensation to Mr. Miller was accrued in the total amount of $60,000.

(2) The above table and all compensation information contained therein includes the Company’s predecessor J. Adam Holdings, Inc. There was no compensation paid to employees, officer or directors of J. Adam Holdings, Inc.

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2006

None

COMPENSATION OF DIRECTORS

None

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

We have no employment agreement with our sole officer.

Item 11: Security Ownership of Certain Beneficial Owners and Management

The following table shows all directors and officers of the Company and all persons known to the Company to be the beneficial owner of more than five percent of the Company's common stock as of December 31, 2006. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of Common Stock.

The following tables shows all directors and officers of the Company and all persons known to the Company to be the beneficial owner of more than five percent of the Company's common stock as of December 31, 2006.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)

EXECUTIVE OFFICERS AND DIRECTORS
Richard Miller	10,000,000	83%
All directors and executive officers as a group	-	-

OTHER 5% STOCKHOLDERS	None	None

All directors, executive officers and 5% stockholders as a group	10,000,000	83%

(1)	The address of each director, officer and principal stockholder is c/o SK Realty, Inc., 2209 Merrick Road; Suite 204, Merrick, NY 11566.

(2)
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined upon the exercise of options, warrants or convertible securities.

(3)
Each beneficial owner's percentage ownership is determined by assuming that stock options and warrants that are held by that person (but not those held by any other person) and which are exercisable within 60 days from the date on which beneficial ownership is to be determined have been exercised.

Item 12: Certain Relationships and Related Transactions

Our President, Chief Executive Officer and sole Director, Richard Miller is also the principal owner of Triple J Associates, the lender of our expired Secured Revolving Grid Promissory Note and the secured party under our Credit Line Mortgage and Security Agreement. Currently, the Company is indebted to Triple J Associates in the amount of $6,295 and the Company's two mobile home properties in Reading, PA are pledged as security to Triple J Associates.

Item 13: Exhibits, Financial Statements, and Reports on Form 8-K

The following documents are filed as a part of this Report:

1. Financial Statements

The following consolidated financial statements of SK Realty Ventures, Inc., and Subsidiary, and the Independent Registered Public Accounting Firm Report issued thereon, are incorporated by reference in Part II, Item 7:

Report of Independent Certified Public Accountants
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statement of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. Exhibits

The following exhibits are filed as part of, or incorporated by reference into this Report:
___________________________
Exhibit	Contents
31.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

3. Reports on Form 8-K

None

Item 14. Principal Accountant Fees and Services

AUDIT AND NON-AUDIT FEES

The following presents fees for professional audit services rendered by HJ & Associates, LLC for the audit of the Company’s annual financial statements for 2005 and 2006 and billed for other services rendered by HJ & Associates, LLC.

	2006	2005
Audit fees, including fees paid in 2005 for services performed in 2006 and excluding audit related fees	$23,092	$26,945

All other fees	-	-
Audit related	-	-
Other non-audit	-	-
Services	-	-
Total all other fees	-	-
Total	$23,092	$26,945

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SK REALTY VENTURES, INC.
(Registrant)

By /s/ Richard Miller
(Richard Miller Chief Executive
Officer, Chief Financial Officer,
President and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Richard Miller	Chief Executive Officer,	April 11, 2007
Chief Financial Officer,
President and Director
(Richard Miller)

EXHIBIT INDEX
________________________
Exhibit	Contents
31.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934