Form 10KSB/A
period 2006-12-31
SK REALTY VENTURES INC
filed 2007-05-07
CIK 1286992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ___________.

SK REALTY VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	76-0747086
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2209 Merrick Road
Suite 204
Merrick, NY 11566
(516) 683-1254

(Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number: (516) 683-1254

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

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

In addition, the Company currently owns three (3) properties, as shown below:

Location	Description	Acquisition Cost
Reading, PA	Mobile home	$1,058
Reading, PA	Mobile home	$2,682
Sellersville, PA	Vacant land parcel	$1,921

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

Location	Description	Acquisition Cost
Reading, PA	Mobile home	$1,058
Reading, PA	Mobile home	$2,682
Sellersville, PA	Vacant land parcel	$1,921

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

HJ & Associates, LLC
Salt Lake City, Utah
April 4, 2007

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheet

ASSETS

December 31,
2006

CURRENT ASSETS
Cash	$8
Marketable securities (Note 5)	3,825
Total Current Assets	3,833

OTHER ASSETS
Tax deeds (Note 8)	5,661
Total Other Assets	5,661
TOTAL ASSETS	$9,494

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued expenses	$295,927
Loan payable - officer (Note 11)	10,000
Loan payable - other (Note 11)	15,000
Line of credit	6,295
Accrued interest payable	1,623
Property taxes payable	2,339
TOTAL LIABILITIES	331,184

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; 10,000,000 authorized at $0.0001 par value	—
Common stock; 300,000,000 shares authorized at$ 0.0001 par value; 12,300,240 shares issued and outstanding	1,230
Additional paid-in capital	332,268
Subscription receivable	(150)
Other comprehensive (loss)	(33,675)
Deficit accumulated during the development stage	(621,363)
Total Stockholders’ Equity (Deficit)	(321,690)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,494

The accompanying notes are an integral part of these consolidated financial statements.

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss

				From
				Inception on
				August 1,
				2003 to
	December 31,			December 31,
	2006	2005		2006

REVENUES	$—	$		$—

EXPENSES
Salary	60,000		60,000	230,300
Bank charges	12		50	62
Professional fees	50,699		51,408	201,508
Administrative costs	18,000		18,000	54,000
Interest expense	2,132		125	2,257
Forfeiture of tax deeds	11,000		—	11,000
Compensation expense	119,897		0	119,897
Property taxes	(1,831)		1,035	2,339
NET LOSS	(259,909)		(130,618)	(621,363)

OTHER COMPREHENSIVE LOSS

Change in marketable securities valuation	75		(3,000)	(33,675)

TOTAL COMPREHENSIVE LOSS	$(259,834)		$(133,618)	$(655,038)

BASIC LOSS PER SHARE	$(0.02)		$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,300,240		12,118,048

The accompanying notes are an integral part of these consolidated financial statements.

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Paid in	Deferred	Subscription	Accum.	Comp.	Total
	Shares	Amount	Shares	Amount	Capital	Consulting	Receivable	Deficit	Loss	Equity

Shares issued to founder for services August 1, 2003	—	$—	10,000,000	$1,000	$9,000	$—	$—	$—	$—	$10,000
Shares issued to acquire J. Adams Holdings, Inc., August 15, 2003 $.006 per share	—	—	1,800,000	180	10,970	—	(150)	—	—	11,000
Shares issued for legal services August 1, 2003, $.20 per share	—	50,000	—	5	9,995	—	—	—	—	10,000
Shares issued for marketable securities, November 15, 2003 $.0188 per share	—	—	200,000	20	37,480	—	—	—	—	37,500
Options granted for consulting Services, November 15, 2003	—	—	—	—	119,881	(89,581)	—	—	—	30,300
Net loss for the year ended December 31, 2003	—	—	—	—	—	—	—	(50,300)	(11,250)	(61,550)
Balance, December 31, 2003	—	—	12,050,000	1,205	187,326	(89,581)	(150)	(50,300)	(11,250)	37,250

Rounding shares from purchase of AAMPRO	—	—	240	—	—	—	—	—	—	—
Contributed capital	—	—	—	—	50	—	—	—	—	50
Expense of deferred consulting	—	—	—	—	—	89,581	—	—	—	89,581
Net loss for the year ended December 31, 2004	—	—	—	—	—	—	—	(180,536)	(19,500)	(200,036)
Balance, December 31, 2004	—	$—	12,050,240	$1,205	$187,376	$—	$(150)	$(230,836)	$(30,750)	$(73,155)

The accompanying notes are an integral part of these consolidated financial statements.

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

	Preferred Stock		Common Stock		Paid in	Deferred	Subscription	Accum.	Comp.	Total
	Shares	Amount	Shares	Amount	Capital	Consulting	Receivable	Deficit	Loss	Equity

Balance forward	—	$—	12,050,240	$1,205	$187,376	$—	$(150)	$(230,836)	$(30,750)	$(73,155)
Stock issued for services September 23, 2005, $.10 per share	—	—	250,000	25	24,975	—	—	—	—	25,000
Contributed capital	—	—	—	—	20	—	—	—	—	20
Net loss for the year ended December 31, 2005	—	—	—	—	—	—	—	(130,618)	(3,000)	(133,618)
Balance, December 31, 2005	—	—	12,300,240	1,230	212,371	—	(150)	(361,454)	(33,750)	(181,753)

Extension option terms	—	—	—	—	119,897	—	—	—	—	119,897
Net loss for the year ended December 31, 2006	—	—	—	—	—	—	—	(259,909)	75	(259,834)
Balance, December 31, 2006	—	$—	12,300,240	$1,230	$332,268	$—	$(150)	$(621,363)	$(33,675)	$(321,690)

The accompanying notes are an integral part of these consolidated financial statements.

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From
			Inception on
			August1,
			2003 to
	December 31,		December 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(259,909)	$(130,618)	$(621,363)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock issued for services	12,500	12,500	45,000
Amortization of deferred consulting expense	—	—	30,300
Forfeiture of tax deeds	11,000	—	11,000
Option extension expense	119,897	—	119,897
Changes in operating assets and liabilities:
Property tax payable	(1,831)	1,035	2,339
Accrued interest payable	2,132	125	2,257
Deferred consulting	—	—	94,581
Increase in accrued expenses	101,199	106,908	295,927
Net Cash Used by Operating Activities	(15,012)	(10,050)	(20,062)

CASH FLOWS FROM INVESTING ACTIVITIES
Tax deeds purchased	—	(5,661)	(5,661)
Net Cash Used by Investing Activities	—	(5,661)	(5,661)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan payable	15,000	10,000	25,000
Proceeds from line of credit	—	5,661	5,661
Contributed capital	—	20	70
Net Cash Provided by Financing Activities	15,000	15,681	25,731

NET INCREASE (DECREASE) IN CASH (12) (30) 8

CASH AT BEGINNING OF PERIOD	20	50	—
CASH AT END OF PERIOD	$8	$20	$8

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock for assets	$—	$—	$48,650
Stock issued for services	$12,500	$12,500	$45,000
Net change in unrealized loss on investment	$(75)	$3,000	$33,675

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

b. Basic Income Per Share

The computation of basic income per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

	December 31,
	2006	2005

Numerator - (loss)	$(251,969)	$(130,618)
Denominator - weighted average number if shares outstanding	12,300,240	12,118,048
Loss per share	$(0.02)	$(0.01)

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

Net deferred tax asset consists of the following components as of December 31, 2006 and 2005:

	2006	2005

Deferred tax assets:
NOL carryover	$(43,745)	$(26,200)
Accrued compensation	(71,030)	(46,800)

Deferred tax liabilities:
Valuation allowance	$114,775	$73,000
Net deferred tax asset	—	—
Total	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2006 due to the following:

2006
Book Loss	$(51,510)
Accrued compensation	9,740
Unrealized loss	(30)
Valuation allowance	(41,800)
$—

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

NOTE 5 - INVESTMENT IN MARKETABLE SECURITIES

The following is a summary of the Company's investment in available-for-sale securities as of December 31, 2006:

Available-for-Sale
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gains	Losses	Value

Equity securities free trading	$75	$—	$3,825

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

A summary of the status of the Company's stock option plan as of December 31, 2006 and 2005 and changes during the years are presented below:

		Weighted Average
		Exercise
	Shares	Price

Outstanding, January 1, 2006	1,200,000	$0.0001
Granted	—	—
Canceled/Expired	—	—
Exercised	—	—
Outstanding, December 31, 2006	1,200,000

Exercisable, December 31, 2006	1,200,000

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below for the year ended December 31, 2005:

2005
Net Loss as reported	$(130,618)
Add: Stock Based Employee Compensation expense
included in reported net loss, net of related tax effects	—
Deduct: Total Stock Based Employee Compensation
expense determined under fair value based method
for all awards, net of related tax effects	—
Pro Forma	$(130,618)

Basic and Diluted Loss Per Share
As Reported	$(0.01)
Pro Forma	$(0.01)

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 7 -  OUTSTANDING STOCK OPTIONS (Continued)

		Weighted Average
		Exercise
	Shares	Price

Outstanding, January 1, 2005	1,200,000	$0.0001
Granted	—	—
Canceled/Expired	—	—
Exercised	—	—
Outstanding, December 31, 2005	1,200,000

Exercisable, December 31, 2005	1,200,000

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

NOTE 9 - EXPENSING OF DEFERRED COMPENSATION

The Company during the year ended December 31, 2006 took an expense in the amount of $60,000 representing deferred employee compensation which accrued but was not paid.

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

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)
EXECUTIVE OFFICERS AND DIRECTORS
Richard Miller	10,000,000	83%
All directors and executive officers as a group		83%

OTHER 5% STOCKHOLDERS	None
None

All directors, executive officers and 5% stockholders as a group	10,000,000	83%

(1)	The address of each director, officer and principal stockholder is c/o SK Realty, Inc., 2209 Merrick Road; Suite 204, Merrick, NY 11566.

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

	2006	2005
Audit fees, including fees paid in 2005 for services performed in 2006 and excluding audit related fees	$23,092	$26,945
All other fees	—	—
Audit related	—	—
Other non-audit	—	—
Services	—	—
Total all other fees	—	—
Total	$23,092	$26,945

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SK REALTY VENTURES, INC.
(Registrant)

By:  /s/ Richard Miller

(Richard Miller Chief Executive Officer,
Chief Financial Officer, President and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Richard Miller	Chief Executive Officer, Chief Financial Officer,	May 3, 2007
(Richard Miller)	President and Director

EXHIBIT INDEX

Exhibit	Contents
31.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934