Form 10QSB
period 2007-03-31
SK REALTY VENTURES INC
filed 2007-05-21
CIK 1286992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007.

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _________ to _________ .

SK REALTY VENTURES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	76-0747086
(State or Other Jurisdiction of Incorporation or Organization)	(Employer Identification Number)

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

Number of shares outstanding of each of the registrant's classes of common stock as of May 15, 2007: Common Stock: _________

Part 1

Item 1: Financial Statements

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited)

March 31,
2007
ASSETS
CURRENT ASSETS

Cash	$-
Marketable securities	3,825

Total Current Assets	3,825

OTHER ASSETS

Tax deeds	5,661

Total Other Assets	5,661

TOTAL ASSETS	$9,486

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILTIES

Accrued expenses	316,420
Loan payable - officer (related party)	10,000
Loan payable - other (related party)	30,800
Line of credit	6,295
Accrued interest payable	2,352
Property taxes payable	2,339

Total Current Liabilities	368,206

TOTAL LIABILITIES	368,206

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock; 10,000,000 authorized at $0.0001 par value	-
Common stock; 300,000,000 shares authorized at $0.0001 par value;
13,625,240 shares issued and outstanding	1,363
Additional paid-in-capital	344,635
Other comprehensive (loss)	(33,675)
Deficit accumulated during the development stage	(671,043)

Total Stockholders’ Equity (Deficit)	(358,720)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,486

The accompanying notes are an integral part of these consolidated financial statements.

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)

			From
			Inception
			of the
			Development
			Stage on
			August 1,
	Three Months Ended March 31,		2003 through March 31,
	2007	2006	2007

REVENUE	$-	$-	$-

EXPENSES

Salary	15,000	15,000	245,300
Bank charges	8	-	70
Professional fees	29,293	23,845	230,801
Administrative costs	4,500	4,500	58,500
Interest expense	729	140	2,986
Compensation expense	150	-	120,047
Forfeiture of tax deeds	-	-	11,000
Taxes	-	326	2,339

Total Expenses	49,680	43,811	671,043

NET LOSS	(49,680)	(43,811)	(671,043)

OTHER COMPREHENSIVE LOSS

Change in marketable securities valuation	-	2,100	(33,675)

TOTAL COMPREHENSIVE LOSS	$(49,680)	$(41,711)	$(704,718)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	12,962,740	12,300,240

The accompanying notes are an integral part of these consolidated financial statements.

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			of the
			Development
			Stage on
			August 1,
	Three Months Ended March 31,		2003 through March 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(49,680)	$(43,811)	$(671,043)
Adjustments to reconcile net loss to net cash used by
operating activities:
Stock issued for services	12,500	-	57,500
Amortization of deferred consulting expense	-	-	30,300
Services for stock subscription receivable	150	-	150
Forfeiture of tax deeds	-	-	11,000
Option extension expense	-	-	119,897
Property tax payable	-	326	2,339
Prepaid expenses	-	6,250	-
Accrued interest payable	729	-	2,986
Increase in accrued expenses	20,493	32,095	316,419
Other assets	-	-	-
Deferred consulting	-	-	89,582

Net Cash Used by Operating Activities	(15,808)	(5,140)	(40,870)

CASH FLOWS FROM INVESTING ACTIVITIES

Tax deeds	-	-	(5,661)
Contributed capital	-	-	-
Unrealized loss on investment	-	-	-

Net Cash Used by Investing Activities	-	-	(5,661)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan payable	15,800	5,000	40,800
Proceeds from line of credit	-	140	5,661
APIC	-	-	70

Net Cash Used by Financing Activities	15,800	5,140	46,531

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8)	-	-

CASH AT BEGINNING OF PERIOD	8	20	-

CASH AT END OF PERIOD	$-	$20	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock for assets	$12,500	$-	$48,650
Stock issued for services	$-	$-	$57,500
Net change in unrealized loss on investment	$-	$-	$33,675

The accompanying notes are an integral part of these consolidated financial statements.

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s December 31, 2006 audited financial statements and notes thereto.

NOTE 2 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007

NOTE 3 - OUTSTANDING STOCK OPTIONS

On November 1, 2003, the Board of Directors of the Company adopted “The 2003 Compensation Benefit Plan, under which the Company may issue stock, or grant options to employees, consultants, advisors, or other individuals. The total number of shares as to which the Company may issue or grant options under this plan is one and one half million (1,500,000). The Company has granted 1,200,000 shares under this plan. On January 2, 2007, 1,200,000 stock options were exercised on a cashless basis into common stock of the Company. There are no other remaining issued stock options.

A summary of the status of the Company’s stock option plan as of March

Weighted
	Average	Exercise
	Shares	Price

Outstanding, March 31, 2006	1,200,000	$0.0001

Granted	-	-
Canceled/Expired	-	-
Exercised	1,200,000	-

Outstanding, March 31, 2007	-

Exercisable, March 31, 2007	-

NOTE 4- CREDIT LINE

An analysis of the related party line of credit of the Company as of March 31, 2007 is shown below:

	Line of	Debt
	Credit	Outstanding

Revolving Credit Line	$100,000	$6,295

The Company entered into a revolving credit promissory note with a related party on May 1, 2004. The revolving credit line is for $100,000 with an annual interest rate of 9%. As of March 31, 2007, the Company has drawn $6,295 on the credit line. The credit line expired on December 31, 2006 and has yet to be extended.

NOTE 5 -  NOTES PAYABLE

In March 2007, the Company borrowed $15,300 from individuals at the rate of 10%. These notes were for a term of six months.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Assets

Our assets consist of marketable securities and three real estate properties we have purchased in Reading, PA at tax auctions, which we intend to resell. We value the properties at our acquisition costs. The following table provides additional details on the properties.

Location	Description	Acquisition Cost
Reading, PA	Mobile home	$1,058
Reading, PA	Mobile home	$2,682
Sellersville, PA	Vacant land parcel	$1,921

As shown on the Company’s consolidated balance sheet, as of March 31, 2007, the Company had total assets of $9,486.

Total revenue.

We had no revenue for the three month period ended March 31, 2007. Although the Company currently owns three properties in Pennsylvania, no revenues have been generated from these properties and there will be no revenue from any of the properties until they are rented or sold.

Operating Expenses.

Our operating expenses are composed primarily of salaries, professional fees, administrative costs. For the three month period ended March 31, 2007 operating expenses were $49,680 as compared to $43,811 for the same period in 2006. The increase in operating expenses in 2007 was primarily attributable to an increase in professional fees.

Liquidity and Capital Resources

Our capital requirements are dependent on several factors, including the costs of tax lien certificates acquired, the timing of redemptions of tax lien certificates and the timing of the sale of properties acquired by the Company through foreclosure. We believe that we will not generate enough cash from operations to be sufficient to fund our ongoing operations through the next twelve months. As of March 31, 2007, we had $0 in cash and $3,825 in marketable securities on our balance sheet. We previously had secured financing to enable us to meet our obligations in the form of a credit line agreement which will provide up to $100,000 in debt financing from Triple J Associates, a company owned by our sole officer and director, Richard Miller. However, the credit line agreement expired on December 31, 2006 and has yet to be extended.

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

We believe that the following accounting policies are the most critical to our condensed financial statements since these policies require significant judgment or involve complex estimates to the portrayal of our financial condition and operating results:

•	Revenue recognition

•	Stock based compensation

Our audited financial statements as of December 31, 2006 filed as part of our Form 10-KSB contain further discussions on our critical accounting policies and estimates.

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

Item 3: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of March 31, 2007, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

SK REALTY VENTURES, INC.
(Registrant)

Signature	Title	Date

/s/ Richard Miller	Chief Executive Officer, President, Acting Principal Accounting Officer and Director	May 18, 2007