Form 10QSB
period 2007-06-30
SK REALTY VENTURES INC
filed 2007-08-20
CIK 1286992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934. For the quarterly period ended June 30, 2007.

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
YES ☐ NO ☒

Number of shares outstanding of each of the registrant's classes of common stock as of August 14, 2007: Common Stock: 12,625,240

Part 1
Item 1: Financial Statements

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited)

ASSETS

June 30,
2007

CURRENT ASSETS

Cash	$-
Marketable securities	3,825

Total Current Assets	3,825

OTHER ASSETS

Tax deeds	5,661

Total Other Assets	5,661

TOTAL ASSETS	$9,486

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILTIES

Accrued expenses	343,420
Loan payable - officer (related party)	10,000
Loan payable - other (related party)	30,800
Line of credit	6,295
Accrued interest payable	3,375
Property taxes payable	2,339

Total Current Liabilities	396,229

TOTAL LIABILITIES	396, 229

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock; 10,000,000 authorized at $0.0001 par value	-
Common stock; 300,000,000 shares authorized at $0.0001 par value;
13,625,240 shares issued and outstanding	1,363
Additional paid-in-capital	344,486
Other comprehensive (loss)	(33,675)
Deficit accumulated during the development stage	(698,916)

Total Stockholders’ Equity (Deficit)	(386,744)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,486

The accompanying notes are an integral part of these consolidated financial statements.

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended		From the Inception of the Development Stage on August 1, 2003 through
	June 30		June 30,		June 30,
	2007	2006	2007	2006	2007

REVENUE	$-	$-	$-	$-	$-

EXPENSES

Salary	15,000	15,000	30,000	30,000	260,300
Bank charges	-	-	8		70
Professional fees	7,500	23,845	36,973	42,253	238,651
Administrative costs	4,500	4,500	9,000	9,000	63,000
Interest expense	1,023	140	1,752	288	4,009
Compensation expense	-	-	150		120,047
Forfeiture of tax deeds	-	-	-		11,000
Taxes	-	326	-	652	2,339

Total Expenses	28,023	43,811	77,703	82,193	698,916

NET LOSS	(28,023)	(43,811)	(77,703)	(82,193)	(698,916)

OTHER COMPREHENSIVE LOSS

Change in marketable securities valuation	-	150	-	2,250	(33,675)

TOTAL COMPREHENSIVE LOSS	$(28,023)	$(41,711)	$(77,703)	$(79,943)	$(732,741)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,962,740	12,300,240	12,962,740	12,300,240

The accompanying notes are an integral part of these consolidated financial statements.

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended		From Inception of the Development Stage on August 1, 2003 through
	June 30,		March 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(77,703)	$(82,193)	$(698,916)
Adjustments to reconcile net loss to net cash used by
operating activities:
Stock issued for services	12,500	12,500	57,500
Amortization of deferred consulting expense	-	-	30,300
Services for stock subscription receivable	150	-	150
Forfeiture of tax deeds	-	-	11,000
Option extension expense	-	-	119,897
Property tax payable	-	652	2,339
Prepaid expenses	-	-	-
Accrued interest payable	1,752	-	4,009
Increase in accrued expenses	47,493	63,753	343,419
Other assets	-	-	-
Deferred consulting	-	-	89,582

Net Cash Used by Operating Activities	(15,808)	(288)	(40,870)

CASH FLOWS FROM INVESTING ACTIVITIES

Tax deeds	-	-	(5,661)
Contributed capital	-	-	-
Unrealized loss on investment	-	-	-

Net Cash Used by Investing Activities	-	-	(5,661)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan payable	15,800	5,000	40,800
Proceeds from line of credit	-	288	5,661
APIC	-	-	70

Net Cash Used by Financing Activities	15,800	288	46,531

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8)	-	-

CASH AT BEGINNING OF PERIOD	8	20	-

CASH AT END OF PERIOD	$-	$20	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

CASH PAID FOR:

Interest	$-	$288	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock for assets	$12,500 -	$-	$-48,650
Stock issued for services	$-	$12,000	$-57,500
Net change in unrealized loss on investment	$-	$(2,250)	$33,675

The accompanying notes are an integral part of these consolidated financial statements.

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007

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

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007

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

A summary of the status of the Company’s stock option plan as of June 30, 2007

Weighted
	Average	Exercise
	Shares	Price

Outstanding, January 1, 2007	1,200,000	$0.0001

Granted	-	-
Canceled/Expired	-	-
Exercised	1,200,000	-

Outstanding, June 30, 2007	-

Exercisable, June 30, 2007	-

NOTE 4- CREDIT LINE

An analysis of the related party line of credit of the Company as of June 30, 2007 is shown below:

	Line of
	Credit	Debt
Outstanding

Revolving Credit Line	$100,000	$6,295

The Company entered into a revolving credit promissory note with a related party on May 1, 2004. The revolving credit line is for $100,000 with an annual interest rate of 9%. As of June 30, 2007, the Company has drawn $6,295 on the credit line. The credit line expired on December 31, 2006 and has yet to be extended.

NOTE 5 -  NOTES PAYABLE

In March, 2007, the Company borrowed $15,300 from individuals at the rate of 10%. These notes were for a term of six months.

NOTE 6 -  SUBSEQUENT EVENT

On or about July 27, 2007, a change of control of the Company occurred as a result of the sale by Richard Miller, the then-current President and sole Director of the Company, of 10,000,000 shares of common stock of the Company to an investor group.

On July 27, 2007, the Board of Directors appointed Eric Sheppard to be President of the Company and Vedat Kalkuz as Secretary of the Registrant, effective upon the resignation of Richard Miller and Mitchell Cohen, as President and Secretary, respectively and appointed Eric Sheppard, Engin Yesil and Claudio Osorio to fill vacancies on the Company’s Board of Directors.

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

As shown on the Company’s consolidated balance sheet, as of June 30, 2007, the Company had total assets of $9,486.

Total revenue.

We had no revenue for the three month and six month periods June 30, 2007. Although the Company currently owns three properties in Pennsylvania, no revenues have been generated from these properties and there will be no revenue from any of the properties until they are rented or sold.

Operating Expenses.

Our operating expenses are composed primarily of salaries, professional fees, administrative costs. For the three month period ended June 30, 2007, operating expenses were $28,023 as compared to $43,811 for the same period in 2006. The decrease in operating expenses in 2007 was primarily attributable to a significant decrease in professional fees during such period. For the six month period ended June 30, 2007, operating expenses were $77,703 as compared to $82,193 for the same period in 2006. The decrease in operating expenses in 2007 was primarily attributable to a decrease in professional fees during such period

Liquidity and Capital Resources

Our capital requirements are dependent on several factors, including the costs of tax lien certificates acquired, the timing of redemptions of tax lien certificates and the timing of the sale of properties acquired by the Company through foreclosure. We believe that we will not generate enough cash from operations to be sufficient to fund our ongoing operations through the next twelve months. As of June 30, 2007, we had $0 in cash and $3,825 in marketable securities on our balance sheet. We previously had secured financing to enable us to meet our obligations in the form of a credit line agreement which will provide up to $100,000 in debt financing from Triple J Associates, a company owned by a former officer and director of the Company. However, the credit line agreement expired on December 31, 2006 and has yet to be extended.

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

Item 3: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of June 30, 2007, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b) Reports on Form 8-K

Form 8-K dated May 31, 2007 reporting the entry into a material agreement by the Company.

Form 8-K dated June 18, 2007 reporting the termination of a material agreement by the Company.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SK REALTY VENTURES, INC.
(Registrant)

Signature	Title	Date
/s/ Eric Sheppard	President, Acting Principal Accounting Officer and Director	August 20, 2007