Form 10QSB
period 2007-09-30
SK REALTY VENTURES INC
filed 2007-11-21
CIK 1286992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934. For the quarterly period ended September 30, 2007.

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
YES ☐ NO ☒

Number of shares outstanding of each of the registrant's classes of common stock as of November 21, 2007: Common Stock: 13,625,240

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited)

ASSETS

September 30, 2007

CURRENT ASSETS

Marketable Securities	625

Total Current Assets	625

OTHER ASSETS
Tax Deeds	5,660

Total Other Assets	5,660

TOTAL ASSETS	$6,285

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued Expenses	12,000
Loans Payable Shareholder	49,320
Property Taxes Payable	2,339

Total Current Liabilities	63,659

TOTAL LIABILITIES	63,659

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; 10,000,000 authorized at $0.0001 par value	-
Common stock; 300,000,000 shares authorized at $0.0001 par value;
13,625,240 shares issued and outstanding	1,362
Additional Paid-in Capital	344,486
Other comprehensive (loss)	(36,875)
Deficit accumulated during the development stage	(710,917)

Total stockholders' equity (deficit)	(57,374)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,285

The accompanying notes are an integral part of these consolidated financial statements

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	From Inception of the development stage on August 1, 2003 Through
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007

REVENUE	$-	$-	$-	$-	$-

EXPENSES

Salary	-	15,000	30,000	45,000	260,300
Bank Charges	-	-	8	-	70
Professional Fees	7,500	10,960	44,293	53,213	245,802
Administrative Costs	4,500	4,500	13,500	13,500	67,500
Compensation Expense	-	-	-	-	119,897
Forfeiture of tax deeds	-	-	-	-	11,000
Interest Expense	-	1,215	1,752	1,562	4,009
Taxes	-	326	-	978	2,339
Total Expenses	12,000	32,001	89,553	114,253	710,917

NET (LOSS)	(12,000)	(32,001)	(89,553)	(114,253)	(710,917)

OTHER COMPREHENSIVE LOSS

Change in marketable securities valuation	(3,200)	(2,175)	(3,200)	75	(36,875)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(15,200)	$(34,176)	$(92,753)	$(114,178)	(747,792)

BASIC (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	13,625,240	12,300,240	13,625,240	12,300,240

The accompanying notes are an integral part of these consolidated financial statements.

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended		Nine Months Ended	From Inception of the development stage on August 1, 2003 through
	September 30, 2007		September 30, 2006	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)		$(89,553)	$(114,193)	$(710,917)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock issued for services		$12,218	$12,500	$57,218
Amortization of deferred consulting expense		$-	$-	$30,300
Services for Stock Subscription Receivable	$ $	150	$-	$150
Forfeiture of tax deeds		$-	$-	$11,000
Option Extension Expense		$-	$-	$119,897
Property Tax Payable		$-	$978	$2,339
Prepaid Expenses		$-	$-
Accrued Interest Payable		$(1,623)	$1,062	$634
Accrued expenses		$29,347	$89,213	$325,275
Other Assets		$133	$-	$133
Deferred Consulting		$-	$-	$89,581

Net Cash Provided (used) by Operating Activities		$(49,328)	$(10,440)	$(74,390)

CASH FLOWS FROM INVESTING ACTIVITIES
Tax Deeds		$-	$-	$-
Contributed Capital		$-	$-	$(5,661)
Unrealized Loss on Investment		$-	$-	$-
Net Cash (Used) by Financing Activities		$-	$-	$(5,661)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan Payable		$49,320	$10,000	$74,320
Proceeds from Line of Credit		$-	440	$5,661
APIC		$-	$-	$70
Net Cash Used by Financing Activities		$49,320	$10,440	$80,051

Net increase in cash or cash equivalents		$(8)	$-	$(0)

Cash at beginning of period		$8	20	$0
Cash at end of period		$0	$20	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest		$-	$440	$440
Cash paid for income taxes		$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock for assets		$-	$-	$48,650
Stock issued for services		$12,218	$12,500	$57,218
Net Change in unrealized loss on investment		$3,200	$75	$36,875
Related party forgiveness of debt		$344,571	$-	$344,571

The accompanying notes are an integral part of these consolidated financial statements.

SK REALTY VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007

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

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management’s plans to continue as a going concern include the acquisition of assets and raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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
September 30, 2007

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

A summary of the status of the Company’s stock option plan as of September 30, 2007

Weighted
	Average	Exercise
	Shares	Price

Outstanding, January 1, 2007	1,200,000	$0.0001

Granted	-	-
Canceled/Expired	-	-
Exercised	1,200,000	-

Outstanding, September 30, 2007	-

Exercisable, September 30, 2007	-

NOTE 5 -	NOTES PAYABLE

A Shareholder advanced the Company $49,320 which is payable on demand.

NOTE 6 -	SUBSEQUENT EVENT

On or about July 27, 2007, a change of control of the Company occurred as a result of the sale by Richard Miller, the then-current President and sole Director of the Company, of 10,000,000 shares of common stock of the Company to an investor group.

On July 27, 2007, the Board of Directors appointed Eric Sheppard to be President of the Company and Vedat Kalkuz as Secretary of the Registrant, effective upon the resignation of Richard Miller and Mitchell Cohen, as President and Secretary, respectively and appointed Eric Sheppard, Engin Yesil and Claudio Osorio to fill vacancies on the Company’s Board of Directors. On November 14, 2007, the Board of Directors appointed Fredrick Schulman to replace Eric Sheppard as the Company’s President, Mr. Sheppard having resigned from the position on that date.

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

As shown on the Company’s consolidated balance sheet, as of September 30, 2007, the Company had total assets of $6,285.

Total revenue.

We had no revenue for the nine month period ended September 30, 2007. Although the Company currently owns three properties in Pennsylvania, no revenues have been generated from these properties and there will be no revenue from any of the properties until they are rented or sold.

Operating Expenses.

Our operating expenses are composed primarily of salaries, professional fees and administrative costs. For the nine month period ended September 30, 2007, operating expenses were $89,553 as compared to $114,193 for the same period in 2006. The decrease in operating expenses in 2007 was primarily attributable to a decrease in salaries and to the lesser extent professional fees during such period. For the three month period ended September 30, 2007, operating expenses were $12,000 as compared to $32,001 for the same period in 2006. The decrease in operating expenses in 2007 was primarily attributable to a decrease in salaries during such period

Liquidity and Capital Resources

Our capital requirements to date have depended on several factors, including the costs of tax lien certificates acquired, the timing of redemptions of tax lien certificates and the timing of the sale of properties acquired by the Company through foreclosure. The Company intends to acquire assets which may require financing which there is no assurance will be secured. We believe that we will not generate enough cash from operations to be sufficient to fund our ongoing operations through the next twelve months. As of September 30, 2007, we had $0 in cash and $625 in marketable securities on our balance sheet. We previously had secured financing to enable us to meet our obligations in the form of a credit line agreement which provided up to $100,000 in debt financing from Triple J Associates, a company owned by a former officer and director of the Company. However, the credit line agreement expired on December 31, 2006, was not extended and is no longer available to the Company.

There can be no assurance that we will be able to secure needed financing. Therefore, there can be no assurance that we will have sufficient financing for the Company’s operations, to enable us to acquire assets and to continue our business. The Company will be required to seek alternative financing. There can be no assurance that we will be able to successfully raise such additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be dilutive to our current stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition. Lack of additional funds will materially affect our business and may cause us to cease operations. Consequently, stockholders could incur a loss of their entire investment in the Company.

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

The preceding statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that the Company will be unable to make acquisitions and secure the financing necessary to do so and to continue operations and the risk that we will not be able to fund our working capital needs from cash flow.

Item 3: Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of September 30, 2007, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 5: Other Information

On November 14, 2007, the Board of Directors appointed Fredrick Schulman to replace Eric Sheppard as the Company’s President, Mr. Sheppard having resigned from the position on that date. Mr. Schulman’s resume is presented below:

Fredrick Schulman served as the Chairman and President of Gourmet Group, Inc. (“Gourmet”) from September 2000 until March of 2005 and he has been a member of its Board of Directors since March, 2005. Gourmet, a publically traded company, is now known as Drinks Americas Holdings, Ltd. He has 25 years of experience in corporate and commercial finance, venture capital, leveraged buy outs, investment banking and corporate and commercial law. Mr. Schulman's career includes key positions with RAS Securities in New York from 1994 to 1998 as General Counsel and Investment Banker, eventually becoming Executive Vice President and Director of Investment Banking. From 1999 to September, 2001, he was President of Morgan Kent Group, Inc., a venture capital firm based in New York and Austin, Texas. Since September, 2003, Mr. Schulman has served as Chairman of Skyline Multimedia Entertainment, Inc., and, since September, 2002, he has served as President and Director of East Coast Venture Capital, Inc., a specialized small business investment company and community development entity based in New York. Since September, 2006, Mr. Schulman also has served as chairman of the board of directors of NewBank, a New York chartered commercial bank.

PART II

Item 1. Legal Proceedings

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

	31	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

(b) Reports on Form 8-K

Form 8-K dated July 27, 2007 reporting a change in control of the Company, the resignation of the Company’s Board of Directors and Executive Officers, and the appointment of Executive Officers and Members of the Company’s Board of Directors.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SK REALTY VENTURES, INC.
(Registrant)

Signature	Title	Date
/s/ Fredrick Schulman	President and Acting Principal Accounting Officer	November 21, 2007